Form 10-K/A
period 2002-12-31
STRUCTURED ASSET SEC CORP MORT PAS THR CERT SER 2002 4H
filed 2003-05-15
CIK 1168377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A

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

AMENDMENT 1 OF 1

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates Series 2002-4H
--------------------------------------------------------


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




Date:  May 15, 2003                By:  Aurora Loan Services Inc.,
                                        as Master Servicer

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


Date: May 15, 2003

/s/ E. Todd Whittemore
------------------------
Executive Vice President
Aurora Loan Services Inc.

                         EXHIBIT INDEX


Exhibit   Description

99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2002

        a) Cendant Mortgage Corporation, as Servicer
        b) Countrywide Home Loans, Inc., as Servicer
        c) GMAC Mortgage Corporation, as Servicer
        d) Washington Mutual Bank, F.A., as Servicer
        e) Suntrust Mortgage, Inc., as Servicer
        f) Waterfield Mortgage Company, Inc., as Servicer


99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

        a) Cendant Mortgage Corporation, as Servicer
        b) Countrywide Home Loans, Inc., as Servicer
        c) GMAC Mortgage Corporation, as Servicer
        d) Washington Mutual Bank, F.A., as Servicer
        e) Suntrust Mortgage, Inc., as Servicer
        f) Waterfield Mortgage Company, Inc., as Servicer

                                  EXHIBIT 99.1
      Annual Independent Accountant's Servicing Report for the year ended
                                December 31, 2002

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, New Jersey 08540
Tel (609) 514-3600
Fax ((609) 514-3603
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


To Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standands.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/ Deloitte & Touche LLP
---------------------------

February 21, 2003

Grant Thornton
Suite 300
1000 Wilshire Blvd
Los Angeles, CA  90017-2464

               Report of Independent Accountants on Management's
            Assertion on Compliance With Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

Board of Directors
Countrywide Credit Industries Inc.

     We have examined management's assertion about Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.) and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, except as disclosed in the attached Schedule of Findings.

Grant Thornton LLP
Los Angeles, California
February 28, 2003

                       Countrywide Financial Corporation
                              SCHEDULE OF FINDINGS
                               December 31, 2002

Statement of Condition:

     Interest on payoffs for four (4) states was not properly credited to the mortgagor per the respective state laws due to programming error that was not correctly identifying when the Company should be paying, or crediting, the mortgagor.

Criteria:

     The Uniform Single  Attestation  Program for Mortgage  Bankers,  Section V,
Item 4, requires that interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Effect:

     The Company was not properly paying, or crediting, the mortgators for interest on payoffs during the year ended 2002.

Recommendation:

     The Company shall identify all borrowers who are affected and refund the interest immediately. The Company should also remedy the programming error so that the system will properly identify when the mortgagor should be paid, or credited, for the interest on payoffs.

Corrective Action Plan:

     The Company investigated this matter and identified the programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states. The Company's Inernal Audit Department will be performing testing in this area to ensure proper interest creidt to mortgagors where applicable.

PricewaterhouseCoopers, LLP
160 Federal Street
Boston, MA  02110
Telephone:  (617) 428-6400
Facsimile:  (617) 439-7393


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


     We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' the ("Company"), compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


March 7, 2003

Deloitte & Touche LLP
700 FIFTH AVENUE
Seattle, Washington

www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT ON
COMPLIANCE WITH UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS


Board of Directors
Washington Mutual, Inc.

     We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standands.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/ Deloitte & Touche LLP
---------------------------

February 18, 2003

PricewaterhouseCoopers, LLP
1751 Pinnacle Drive
McLean VA 22102-3811



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of SunTrust Mortgage, Inc. and Subsidiaries:


     We have examined management's assertion about SunTrust Mortgage, Inc. and its Subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit
1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned Standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


February 24, 2003

Ernst  & Young LLP
www.ey.com



                 Report on Management's Assertion on Compliance
               with Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Waterfield Mortgage Company, Incorporated


     We have examined management's assertion, included in the accompanying report titled Report of Management, that Waterfield Mortgage Company, Incorporated and Subsidiaries (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

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

     In our opinion, management's assertion, that the Company complied with the aforementioned requirements for the year ended December 31, 2002, is fairly stated, in all material respects.

     This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association, and the Company's private investors and is not intended to be and should not be used by anyone other than these specified parties.


By:  /s/ Ernst & Young LLP
--------------------------

February 24, 2003

                                  EXHIBIT 99.2
     Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002

Cendant Mortgage
300 Leaderhall Road
Mount Laurel, NJ  08054



     As of and for the year ended December 31, 2002, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $120 million and $20 million, respectively.


Cendant Mortgage Corporation


By:   /s/ Terence W. Edwards
-----------------------------
Terence W. Edwards
President and Chief Executive Officer


By:   /s/ Mark Danahy
-----------------------------
Mark Danahy
Senior Vice President and Chief Financial Officer



By:  /s/ Martin L. Foster
-----------------------------
Martin L. Foster
Senior Vice President -- Loan Servicing

Countrywide
4500 Park Granada
Calabasas, California  91302
(818) 225-3508

February 28, 2003

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA  90017

Gentlemen:

     As of and for the year ended December 31, 2002, Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.) and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly ownded subsididary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period, the Company had in effect a fidelity bond and errors ad omissions policy in the amount of $215 million and $240 million, respectively.

     The Company investigated the matter noted in the Schedule of Findings and identified a programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states. The Company's Internal Audit Department will be performing testing in this area to ensure proper interest credit to mortgagors where applicable.

/s/ Thomas K. McLaughlin
------------------------------
Senior Managing Director and
Chief Financial Officer

                                                                Exhibit 1
GMAC Mortgage
4 Walnut Grove Dr
Worsham, PA  19044


                   Management's Assertion Regarding Compliance
                        With Minimum Servicing Standards

March 7, 2003


     As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers except as follows: Section V - Mortgagor Loan Accounting requires that interest on escrow accounts shall be paid or credited to mortgagors in accordance with the applicable state laws. The Company failed to utilize the appropriate interest rate on escrow accounts required by the statte or Oregon during the year.

     As of and for this same period,  the Company had in effect a fidelity  bond
and  errors  and  ommissions   policy  in  the  amounts  of   $400,000,000   and
$400,000,000, respectively.


/s/ David Applegate
------------------------------
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
------------------------------
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp

                                                              Washington Mutual


     As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $110 million and $20 million, respectively.



By:   /s/ Craig S. Davis
-----------------------------
Craig S. Davis
President
Home Loans & Insurance Services Group


By:   /s/ Anthony T. Meola
-----------------------------
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003

                                                                Exhibit I
SunTrust Mortgage, Inc.
901 Semmus Avenue
Richmond, VA  23224



                   Management's Assertion Regarding Compliance
                      With USAP Minimum Servicing Standards


February 24, 2003

     As of and for the year ended December 31, 2002, SunTrust Mortgage, Inc. and its subsidiaries (the "Company"), have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") (see
Exhibit II).

     As of and for this same period, the Company had in effect a SunTrust Banks, Inc. fidelity bond and errors and ommissions policy in the amount of $125 million and a SunTrust Banks, Inc. mortgage errors and omissions policy in the amount of $45 million.


/s/ Robert S. Reynolds
--------------------------
Robert S. Reynolds
Executive Vice President & Chief Administrative Officer


/s/ Julie W. Andrews
--------------------------
Julie W. Andrews
Senior Vice President, Treasurer & Chief Financial Officer

/s/ Kathryn Pedon
-------------------------
Kathryn Pedon
Senior Vice President, Manager, Loan Administration Division

                                                                Exhibit II


                        USAP MINIMUM SERVICING STANDARDS

I. CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    .  be mathematically accurate;
    . be prepared within forty-five (45) calendar days after the cutoff date; . be reviewed and approved by someone other than the person who prepared the reconciliation; and
    . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgator with thirty (30) calendar days of payoff of the mortgage loan.


II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgator's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgator's loan documents.


III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investor's records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on ARM loans shall be computed base on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.     DELINQUENCIES

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII.    INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

        Management's Assertion on Compliance with the Minimum Servicing
       Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

                              Report of Management

     We, as members of management of Waterfield Mortgage Company, Incorporated and Subsidiaries (the Company) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

     As of and for this same period, the Company had in effect a fidelity bond in the amount of $15,000,000 and a mortgage errors and omissins policy in the amount of $15,500,000.


/s/ Donald A. Sherman
---------------------------
Donald A. Sherman
Chairman and Chief Executive Officer

/s/ Vincent J. Otto
---------------------------
Vincent J. Otto
Executive Vice President and
Chief Financial Officer


February 14, 2003